Form 10-Q
period 2021-03-31
New Vista Acquisition Corp
filed 2021-07-14
CIK 1838433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

New Vista Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40070	98-1574055
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

125 South Wacker Drive, Suite 300 Chicago, IL 60606	60606
(Address Of Principal Executive Offices)	(Zip Code)

(312) 855-2083

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	NVSAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NVSA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NVSAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of July 13, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW VISTA ACQUISITION CORP

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NEW VISTA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$1,629,727	$-
Prepaid expenses	525,534	-
Due from Sponsor	150,202	-
Deferred offering costs	-	55,966
Total current assets	2,305,463	55,966
Prepaid expenses non-current	449,118	-
Cash and marketable securities held in Trust Account	276,005,520	-
Total Assets	$278,760,101	$55,966

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$372,967	$40,030
Due to related parties	21,025	-
Total current liabilities	393,992	40,030
Warrant liability	20,236,847	-
Deferred underwriting discount	9,660,000	-
Total liabilities	30,290,839	40,030

Commitments
Class A ordinary shares subject to possible redemption, 24,346,926 shares and 0 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	243,469,260	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,253,074 shares and 0 shares issued and outstanding (excluding 24,346,926 shares and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	325	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	6,573,983	24,310
Accumulated deficit	(1,574,996)	(9,064)
Total shareholders’ equity	5,000,002	15,936

Total Liabilities and Shareholders’ Equity	$278,760,101	$55,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$205,535
Loss from operations	(205,535)

Other income (expense)
Warrant issuance costs	(683,306)
Unrealized loss on change in fair value of warrants	(682,611)
Trust interest income	5,520
Total other expense	(1,360,397)

Net loss	$(1,565,932)

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	10,859,464
Basic and diluted net income per share	$-

Basic and diluted weighted average shares outstanding, ordinary share	7,807,203
Basic and diluted net loss per share	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	6,900,000	$690	$24,310	$(9,064)	$15,936
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	27,600,000	2,760	-	-	248,984,531	-	248,987,291
Excess of cash received over fair value of private warrants	-	-	-	-	1,031,967	-	1,031,967
Net loss	-	-	-	-	-	(1,565,932)	(1,565,932)
Change in Class A ordinary shares subject to possible redemption	(24,346,926)	(2,435)	-	-	(243,466,825)	-	(243,469,260)

Balance as of March 31, 2021	3,253,074	$325	6,900,000	$690	$6,573,983	$(1,574,996)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,565,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,520)
Unrealized loss on change in fair value of warrants	682,611
Warrant issuance costs	683,306
Changes in current assets and current liabilities:
Prepaid expenses	(974,652)
Due from Sponsor	(150,202)
Accrued offering costs and expenses	388,903
Due to related parties	21,025
Net cash used in operating activities	(920,461)

Cash Flows from Investing Activities:
Investment held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	270,480,000
Proceeds from private placement	8,520,000
Payment of offering costs	(449,812)
Net cash provided by financing activities	278,550,188

Net change in cash	1,629,727
Cash, beginning of the period	-
Cash, end of the period	$1,629,727

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$9,660,000
Initial value of Class A ordinary shares subject to possible redemption	$244,337,930
Change in value of Class A ordinary shares subject to possible redemption	$(868,670)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

New Vista Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on December 21, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not yet selected any specific Business Combination target.

The Company’s sponsor is New Vista Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on February 16, 2021 (the “Effective Date”). On February 19, 2021, the Company consummated the IPO of 27,600,000 units, including the issuance of 3,600,000 units as a result of the underwriters’ full exercise of their over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 4. Each Unit consists of one Public Share and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.(see Note 4).

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of 5,680,000 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $8,520,000, which is discussed in Note 5.

Transaction costs amounted to $15,629,812, consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $449,812 of other offering costs.

Trust Account

Following the closing of the IPO on February 19, 2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which is invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (1) the completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law.

Initial Business Combination

The Company must complete its initial Business Combination with one or more operating businesses or assets having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption, which feature certain redemption rights considered to be outside of the Company’s control and subject to the occurrence of uncertain future events, is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company’s amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has 24 months from the closing of the IPO to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any founder shares (as described in Note 6) and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any founder shares and Public Shares held by them in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of our Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period. If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed to vote any founder shares and Public Shares held by them in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations.

On April 9, 2021, the Company announced that, commencing on April 12, 2021, the holders of Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. The Units not separated continue to trade on the NASDAQ Capital Market under the symbol “NVSAU.” The separated Class A ordinary shares and Warrants trade on the NASDAQ Capital Market under the symbols “NVSA” and “NVSAW,” respectively.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $1.9 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), the loan under an unsecured promissory note from the Sponsor of $77,012 (see Note 6). The promissory note from the Sponsor was paid in full on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures and consultants, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Revision of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the Securities and Exchange Commission (the “SEC”) staff focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of February 16, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting treatment of (i) the 9,200,000 Public Warrants and (ii) the 5,680,000 Private Placement Warrants (Collectively, the “Warrants”) (See Note 4 and Note 5).

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. The Company previously accounted for all Warrants as components of equity.

After discussion and evaluation, the Company concluded that it is appropriate to revise its previously issued audited balance sheet as of February 19, 2021 reported in its Form 8-K. The revised classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein. The revision did not impact the Company’s cash or net change in cash for the quarter.

The following tables summarize the effect of the revision on each balance sheet line item as follows:

	As Previously Reported	Adjustment	As Revised
Balance Sheet at February 19, 2021
Warrant liability	$-	$19,554,236	$19,554,236
Total liabilities	10,643,236	19,554,236	30,197,472
Class A ordinary shares subject to possible redemption	263,892,160	(19,554,230)	244,337,930
Class A ordinary shares	121	196	317
Additional paid-in capital	5,022,217	683,105	5,705,322
Accumulated deficit	$(23,021)	$(683,306)	$(706,327)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 25, 2021 and February 19, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Securities held in Trust Account

Investments held in the Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Trust interest income” line item in the statements of operations. Trust interest income is recognized when earned.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for each of the periods.

The Company’s statement of operations includes a presentation of loss per share for ordinary share subject to possible redemption in a manner similar to the two-class method of loss per ordinary share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator: net income allocable to ordinary share subject to possible redemption amortized interest income on marketable securities held in trust	$4,869
Less: interest available to be withdrawn for payment of taxes	(4,869)
Net income allocable to ordinary share subject to possible redemption	$-
Denominator: weighted average redeemable ordinary share, basic and diluted weighted average shares outstanding, ordinary share	10,859,464
Basic and diluted net income per share, redeemable ordinary shares	$-

Non-Redeemable Ordinary shares
Numerator: net income minus redeemable net earnings
Net loss	$(1,565,932)
Redeemable net earnings	4,869
Non-redeemable net loss	$(1,570,801)
Denominator: weighted average non-redeemable ordinary share basic and diluted weighted average shares outstanding, ordinary share	7,807,203
Basic and diluted net loss per share, ordinary share	$(0.20)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of March 31, 2021, offering costs of $15,629,812 (consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriters’ commission, and $449,812 other cash offering costs) have been incurred. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liability were expensed, and offering costs associated with the Class A ordinary shares were charged to the shareholders’ equity. Accordingly, $683,306 of offering costs associated with warrant liability were expensed in the statement of operations for the three months ended March 31, 2021.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating IPO proceeds first to fair value of the Warrants and then the Class A ordinary shares.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on December 21, 2020, the 2020 tax period will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 27,600,000 Units, including 3,600,000 Units as a result of the underwriters’ fully exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable Warrant. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Following the closing of the IPO on February 19, 2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Public Warrants

Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $10.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the ” fair market value” (defined below) less the exercise price of the Warrants by (y) the fair market value and (B) 0.361. The ” fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within any 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within any 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders is less than $18.00 per share, then the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,680,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,520,000, in a private placement. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. The excess amount of the purchase price over the fair value of the Private Placement Warrants of $7,488,033 was charged to the shareholders’ equity, and thus $1,031,967 was recorded into additional paid-in capital.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company (except as described below in Note 4 Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the IPO. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares, and the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On February 16, 2021, the Company effected a 1:1.2 stock split of the Class B ordinary shares, resulting an aggregate of 6,900,000 founder shares outstanding. Up to 900,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 19, 2021, the 900,000 shares were no longer subject to forfeiture.

The initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any founder shares (as described in Note 6) and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any founder shares and Public Shares held by them in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed to vote any founder shares and Public Shares held by them in favor of the initial Business Combination.

With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the initial shareholders until the earlier of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Due from Sponsor

The Company inadvertently paid expenses of $150,202 on behalf of the Sponsor on March 31, 2021. The Sponsor reimbursed $150,202 to the Company on April 1, 2021.

Due to Related Parties

The balance of $21,025 consists of $20,000 accrued for the administrative support services provided by the Sponsor and $1,025 of operating expenses paid by a related party on behalf of the Company.

Promissory Note — Related Party

On December 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO. As of February 19, 2021, the Company had borrowed $77,012 under the promissory note. The promissory note from the Sponsor was paid in full on February 22, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date the securities of the Company were first listed on The Nasdaq Stock Market LLC, the Company paid an affiliate of the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company recorded $20,000 of administrative service fees.

Note 7 — Recurring Fair Value Measurements

Marketable Securities Held in Trust Account

As of March 31, 2021, investment in the Company’s Trust Account consisted of $481 in U.S. Money Market and $276,005,039 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
U.S. Money Market	$481	$-	$-	$481
U.S. Treasury Securities	276,005,039	3,106	-	276,008,145
	$276,005,520	$3,106	$-	$276,008,626

Warrant Liability

At March 31, 2021, the Company’s warrant liability was valued at $20,236,847. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The estimated fair value of the warrants on March 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrants were as follows:

Input	March 31, 2021	February 19, 2021
Expected term (years)	5.7	5.8
Expected volatility	24.4%	24.1%
Risk-free interest rate	1.1%	0.7%
Ordinary share price	$9.54	9.56

The following table sets forth a summary of the changes in the fair value of warrants for the three months ended March 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	19,554,236
Revaluation of warrant liability included in other expense	682,611
Fair value as of March 31, 2021	$20,236,847

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	481	481
U.S. Treasury Securities held in Trust Account	$276,008,145	$276,008,145	$-	$-
	$276,008,626	$276,008,626	$-	$-
Liabilities:
Public Warrants	$12,505,121	$-	$-	$12,505,121
Private Warrants	7,731,726	-	-	7,731,726
Warrant Liability	$20,236,847	$-	$-	$20,236,847

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on February 16, 2021 requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The Company granted the underwriters a 45-day option from February 16, 2021 to purchase up to an additional 3,600,000 units to cover over-allotments. On February 19, 2021, the underwriters fully exercised the over-allotment option.

On February 19, 2021, the Company paid a fixed underwriting discount of $5,520,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $9,660,000, upon the completion of the Company’s initial Business Combination.

Note 9 — Shareholders’ Equity

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020 there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 3,253,074 and 0 Class A ordinary shares issued and outstanding, excluding 24,346,926 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On February 16, 2021, the Company effected a 1:1.2 stock split of the Class B ordinary shares, resulting an aggregate of 6,900,000 founder shares outstanding as of February 19, 2021. Up to 900,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 19, 2021, the 900,000 shares are no longer subject to forfeiture. At March 31, 2021 and December 31, 2020 there were 6,900,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class, which each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for the Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 1, 2021, the Company received the $150,202 due from the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “NEW VISTA ACQUISITION CORP,” “our,” “us” or “we” refer to NEW VISTA ACQUISITION CORP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of this offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preference shares in a Business Combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or Warrants; and

●	may not result in adjustment to the exercise price of our Warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

As of March 31, 2021, we have not commenced any operations. All activity for the period from December 21, 2020 (inception) through March 31, 2021 relates to our formation and IPO. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended March 31, 2021, we had a net loss of $1,565,932 which was comprised of operating costs of $205,535, interest income of $5,520 from marketable securities held in our Trust Account, Warrant issuance costs of $683,306, and unrealized loss on change in fair value of Warrants of $682,611.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $1.9 million.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, the loan under an unsecured promissory note from the Sponsor of $77,012. The promissory note from the Sponsor was paid in full on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures and consultants, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for each of the periods.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting as a result of the reclassification of our Warrants described in Note 2 — Revision of Previously Issued Financial Statements, included in Part 1, Item 1 of this Form 10-Q. The mistake in classification was brought to our attention only when on April 12, 2021, the staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (’SPACs’)”. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the mistakes in classification identified in Note 2 — Revision of Previously Issued Financial Statements, included in Part 1, Item 1 of this Form 10-Q had not yet been identified.

Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the reclassification of the Warrants as described in Note 2. We have implemented remediation steps to address this material weakness and will continue to take actions to improve our internal control over financial reporting. Specifically, we plan to continue to expand and improve our review process for complex securities and related accounting standards. We also plan to further improve this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 19, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (’SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 9,200,000 Public Warrants and 5,680,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Staff Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,680,000 warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.52 million (Note 4).

In connection with the IPO, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the IPO. The loan was fully repaid with the proceeds from the IPO.

Of the gross proceeds received from the IPO and the full exercise of the option to purchase additional Shares, $276,000,000 was placed in the Trust Account. The net proceeds of the IPO and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $5.52 million in underwriting discounts and commissions related to the IPO. In addition, the underwriters agreed to defer $9.66 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

1.1	Underwriting Agreement, dated February 16, 2021, between, on the one hand, the Company and, on the other hand, Citigroup Global Markets Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

4.1	Warrant Agreement, dated February 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.1	Letter Agreement, dated February 16, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.2	Investment Management Trust Agreement, dated February 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.3	Registration Rights Agreement, dated February 16, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.4	Administrative Services Agreement, dated February 16, 2021, between the Company and New Vista Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated February 16, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.6	Indemnity Agreement, dated February 16, 2021, between the Company and Dennis A. Muilenburg (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.7	Indemnity Agreement, dated February 16, 2021, between the Company and Travis S. Nelson (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.8	Indemnity Agreement, dated February 16, 2021, between the Company and Kirsten Bartok Touw (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.9	Indemnity Agreement, dated February 16, 2021, between the Company and Marion Blakey (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.10	Indemnity Agreement, dated February 16, 2021, between the Company and Howard L. Lance (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.11	Indemnity Agreement, dated February 16, 2021, between the Company and Christopher B. Lofgren (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.12	Indemnity Agreement, dated February 16, 2021, between the Company and Stephen W. Wilson (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 13, 2021	NEW VISTA ACQUISITION CORP

	By:	/s/ Dennis A. Muilenburg
	Name:	Dennis A. Muilenburg
	Title:	Chief Executive Officer