Form 10-Q
period 2021-06-30
New Vista Acquisition Corp
filed 2021-08-16
CIK 1838433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW VISTA ACQUISITION CORP

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEW VISTA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$1,292,184	$-
Prepaid expenses	518,198	-
Deferred offering costs	-	55,966
Total current assets	1,810,382	55,966
Prepaid expenses non-current	322,586	-
Cash and marketable securities held in Trust Account	276,018,478	-
Total Assets	$278,151,446	$55,966

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$1,584,988	$40,030
Total current liabilities	1,584,988	40,030
Warrant liability	14,978,732	-
Deferred underwriting discount	9,660,000	-
Total liabilities	26,223,720	40,030

Commitments
Class A ordinary shares subject to possible redemption, 24,692,772 shares and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	246,927,720	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,907,228 shares and 0 shares issued and outstanding (excluding 24,692,772 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	290	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	3,184,642	24,310
Retained earnings (accumulated deficit)	1,814,384	(9,064)
Total shareholders’ equity	5,000,006	15,936

Total Liabilities and Shareholders’ Equity	$278,151,446	$55,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$1,881,693	$2,087,228
Loss from operations	(1,881,693)	(2,087,228)

Other income (expense)
Warrant issuance cost	—	(683,306)
Unrealized gain on change in fair value of warrants	5,258,115	4,575,504
Trust interest income	12,958	18,478
Total other income	5,271,073	3,910,676

Net income	$3,389,380	$1,823,448

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	24,346,926	17,640,453
Basic and diluted net income per share	$0.00	$0.00
Basic and diluted weighted average shares outstanding, ordinary share	10,153,074	8,986,619
Basic and diluted net income per share	$0.33	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	6,900,000	$690	$24,310	$(9,064)	$15,936
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	27,600,000	2,760	-	-	248,984,531	-	248,987,291
Excess of cash received over fair value of private warrants	-	-	-	-	1,031,967	-	1,031,967
Net loss	-	-	-	-	-	(1,565,932)	(1,565,932)
Change in Class A ordinary shares subject to possible redemption	(24,346,926)	(2,435)	-	-	(243,466,825)	-	(243,469,260)

Balance as of March 31, 2021	3,253,074	$325	6,900,000	$690	$6,573,983	$(1,574,996)	$5,000,002
Net income	-	-	-	-	-	3,389,380	3,389,380
Share-based compensation	-	-	-	-	69,084	-	69,084
Change in Class A ordinary shares subject to possible redemption	(345,846)	(35)	-	-	(3,458,425)	-	(3,458,460)
Balance as of June 30, 2021	2,907,228	$290	6,900,000	$690	$3,184,642	$1,814,384	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$1,823,448
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,478)
Change in fair value of warrant liabilities	(4,575,504)
Share-based compensation	69,084
Warrant issuance costs	683,306
Changes in current assets and current liabilities:
Prepaid expenses	(840,784)
Accrued offering costs and expenses	1,600,924
Net cash used in operating activities	(1,258,004)

Cash Flows from Investing Activities:
Investment held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	270,480,000
Proceeds from private placement	8,520,000
Payment of offering costs	(449,812)
Net cash provided by financing activities	278,550,188

Net change in cash	1,292,184
Cash, beginning of the period	-
Cash, end of the period	$1,292,184

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$9,660,000
Initial value of Class A ordinary shares subject to possible redemption	$244,337,930
Change in value of Class A ordinary shares subject to possible redemption	$2,589,790

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

The Company’s sponsor is New Vista Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on February 16, 2021 (the “Effective Date”). On February 19, 2021, the Company consummated the IPO of 27,600,000 units, including the issuance of 3,600,000 units as a result of the underwriters’ full exercise of their over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 4. Each Unit consisted of one Public Share and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment (see Note 4).

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

Trust Account

Following the closing of the IPO on February 19, 2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which is invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (1) the completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption, which feature certain redemption rights considered to be outside of the Company’s control and subject to the occurrence of uncertain future events, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company’s amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of then issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has 24 months from the closing of the IPO to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law, to provide for claims of creditors and to comply with the requirements of any other applicable law.

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

Effective April 12, 2021, the holders of Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. The Units not separated continue to trade on the NASDAQ Capital Market under the symbol “NVSAU.” The separated Class A ordinary shares and Warrants trade on the NASDAQ Capital Market under the symbols “NVSA” and “NVSAW,” respectively.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $0.2 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 to cover certain offering costs in return for the founder shares (see Note 6) and the loan under an unsecured promissory note from the Sponsor of $77,012 (see Note 6). The loan under the promissory note from the Sponsor was paid in full on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

In further consideration of the guidance in ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity,” the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change. The Company previously accounted for all Warrants as components of equity.

After discussion and evaluation, the Company concluded that it is appropriate to revise its previously issued audited balance sheet as of February 19, 2021 reported in its Form 8-K. The revised classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein. The revision did not impact the Company’s cash or net change in cash for the quarter ended March 31, 2021.

The following table summarizes the effect of the revision on each balance sheet line item as follows:

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

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and Marketable Securities held in Trust Account

Investments held in the Trust Account consist of U.S. Treasury securities. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for each of the periods.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the founder shares, as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Ordinary shares subject to possible redemption
Numerator: net income allocable to ordinary share subject to possible redemption amortized interest income on marketable securities held in trust	$11,594	$16,532
Less: interest available to be withdrawn for payment of taxes	(11,594)	(16,532)
Net income allocable to ordinary share subject to possible redemption	$-	$-
Denominator: weighted average redeemable ordinary share, basic and diluted weighted average shares outstanding, ordinary share	24,346,926	17,640,453
Basic and diluted net income per share, redeemable ordinary shares	$-	$-

Non-Redeemable Ordinary shares
Numerator: net income minus redeemable net earnings
Net income	$3,389,380	$1,823,448
Redeemable net earnings	11,594	16,532
Non-redeemable net income	$3,400,974	$1,839,980
Denominator: weighted average non-redeemable ordinary share basic and diluted weighted average shares outstanding, ordinary share	10,153,074	8,986,619
Basic and diluted net income per share, ordinary share	$0.33	$0.20

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of February 19, 2021, offering costs of $15,629,812 (consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriters’ commission, and $449,812 other cash offering costs) have been incurred. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liability were expensed, and offering costs associated with the Class A ordinary shares were charged to shareholders’ equity. Accordingly, $683,306 of offering costs associated with warrant liability were expensed in the statement of operations for the six months ended June 30, 2021.

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

ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating IPO proceeds first to fair value of the Warrants and then the Class A ordinary shares.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on December 21, 2020, the 2020 tax period will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 27,600,000 Units, including 3,600,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable Warrant. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Public Warrants

Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the Warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of exercise is received by the warrant agent.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company (except as described above in Note 4, “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares, and the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 16, 2021, the Company effected a 1:1.2 stock split of the Class B ordinary shares, resulting an aggregate of 6,900,000 founder shares outstanding. Up to 900,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 19, 2021, the 900,000 shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

On December 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO. As of February 19, 2021, the Company had borrowed $77,012 under the promissory note. The loan under the promissory note from the Sponsor was paid in full on February 22, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date the securities of the Company were first listed on The Nasdaq Stock Market LLC, the Company paid the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company recorded $30,000 and $50,000 of administrative service fees, respectively.

Note 7 — Recurring Fair Value Measurements

Marketable Securities Held in Trust Account

As of June 30, 2021, investment in the Company’s Trust Account consisted of $458 in U.S. Money Market and $276,018,020 in U.S. Treasury Securities. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$458	$-	$-	$458
U.S. Treasury Securities	276,018,020	-	(20,587)	275,997,433
	$276,018,478	$-	$(20,587)	$275,997,891

Warrant Liability

At June 30, 2021, the Company’s warrant liability was valued at $14,978,732. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Initial Measurement – Public Warrants

The estimated fair value of the Public Warrants on February 19, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimated the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

Subsequent Measurement — Public Warrants

The fair value of the Public Warrants on June 30, 2021 was classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $9,200,000.

Initial Measurement and Subsequent Measurement – Private Placement Warrants

The estimated fair value of the Private Placement Warrants on February 19, 2021 and June 30, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs for the warrants were as follows:

Input	June 30, 2021	February 19, 2021
Expected term (years)	6.2	5.8
Expected volatility	18.7%	24.1%
Risk-free interest rate	1.1%	0.7%
Ordinary share price	$9.67	9.56

The following table sets forth a summary of the changes in the Level 3 fair value of warrants for the six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	19,554,236
Revaluation of warrant liability included in other expense	(4,575,504)
Transfer of Public Warrants to Level 1	(9,200,000)
Fair value as of June 30, 2021	$5,778,732

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	458	458
U.S. Treasury Securities held in Trust Account	$275,997,433	$275,997,433	$-	$-
	$275,997,891	$275,997,891	$-	$-
Liabilities:
Public Warrants	$9,200,000	$9,200,000	$-	$-
Private Warrants	5,778,732	-	-	5,778,732
Warrant Liability	$14,978,732	$9,200,000	$-	$5,778,732

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on February 16, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

Note 9 — Shareholders’ Equity

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,907,228 and 0 Class A ordinary shares issued and outstanding, excluding 24,692,772 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 16, 2021, the Company effected a 1:1.2 stock split of the Class B ordinary shares, resulting an aggregate of 6,900,000 founder shares outstanding as of February 19, 2021. Up to 900,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 19, 2021, the 900,000 shares are no longer subject to forfeiture. At June 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

Share-based Compensation— As of June 30, 2021, the Sponsor had entered into Restricted Profits Interest Award Agreements (the “Awards”) with seven participants. The Awards are subject to a distribution threshold and vest over equal monthly installments. The Sponsor granted 185,000 share options in exchange for services provided by these participants for the benefit of the Company. Upon a change in control, these units become fully vested.

For the Awards granted during 2021, the weighted average fair value per unit was estimated to be $3.45. The fair value of share-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from the Company’s ordinary shares. The Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the six months ended June 30, 2021:

Risk-free interest rate	0.14%- 0.27%
Expected term (years)	2.00
Expected volatility	18.7%- 22.1%
Expected dividends	0.00

The share-based compensation expense related to option grants was $69,084 during the six months ended June 30, 2021.

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

Results of Operations

As of June 30, 2021, we have not commenced any operations. All activity for the period from December 21, 2020 (inception) through June 30, 2021 relates to our formation and IPO. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO, which is placed in the Trust Account.

For the three months ended June 30, 2021, we had a net income of $3,389,380 which was comprised of operating costs of $1,881,693, interest income of $12,958 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of Warrants of $5,258,115.

For the six months ended June 30, 2021, we had a net income of $1,823,448 which was comprised of operating costs of $2,087,228, interest income of $18,478 from marketable securities held in our Trust Account, warrant issuance costs of $683,306, and unrealized gain on change in fair value of Warrants of $4,575,504.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $0.2 million.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 to cover certain offering costs in return for the founder shares and the loan under an unsecured promissory note from the Sponsor of $77,012. The loan under the promissory note from the Sponsor was paid in full on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the Private Placement not held in the Trust Account.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for each of the periods.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting as a result of the reclassification of our Warrants described in Note 2 — Revision of Previously Issued Financial Statements, included in Part 1, Item 1 of this Form 10-Q. The mistake in classification was brought to our attention only when on April 12, 2021, the staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)”. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q, other than the circumstances that led to the mistakes in classification identified in Note 2 — Revision of Previously Issued Financial Statements, included in Part 1, Item 1 of this Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 9,200,000 Public Warrants and 5,680,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that any such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,680,000 warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.52 million (Note 4).

In connection with the IPO, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the promissory note. This loan is non-interest bearing and payable on the consummation of the IPO. The loan was fully repaid on February 22, 2021 with the proceeds from the IPO.

Of the gross proceeds received from the IPO and the underwriters’ full exercise of the option to purchase additional Shares, $276,000,000 was placed in the Trust Account. The net proceeds of the IPO and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $5.52 million in underwriting discounts and commissions related to the IPO. In addition, the underwriters agreed to defer $9.66 million in underwriting discounts and commissions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	NEW VISTA ACQUISITION CORP

	By:	/s/ Dennis A. Muilenburg
	Name:	Dennis A. Muilenburg
	Title:	Chief Executive Officer