Form 10-Q
period 2021-09-30
New Vista Acquisition Corp
filed 2021-11-23
CIK 1838433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW VISTA ACQUISITION CORP

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEW VISTA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$1,079,497	$-
Prepaid expenses	509,184	-
Deferred offering costs	-	55,966
Total current assets	1,588,681	55,966
Prepaid expenses non-current	196,171	-
Cash and marketable securities held in Trust Account	276,027,679	-
Total Assets	$277,812,531	$55,966

Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$2,065,910	$40,030
Due to related party	7,450	-
Total current liabilities	2,073,360	40,030
Warrant liability	10,496,171	-
Deferred underwriting discount	9,660,000	-
Total liabilities	22,229,531	40,030

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	276,000,000	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	198,703	24,310
Accumulated deficit	(20,616,393)	(9,064)
Total shareholders’ (deficit) equity	(20,417,000)	15,936

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity	$277,812,531	$55,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021

Formation and operating costs	$966,107	$3,053,335
Loss from operations	(966,107)	(3,053,335)

Other income (expense)
Warrant issuance cost	—	(683,306)
Unrealized gain on change in fair value of warrants	4,482,561	9,058,065
Trust interest income	9,201	27,679
Total other income	4,491,762	8,402,438

Net income	$3,525,655	$5,349,103

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	27,600,000	22,545,055
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.18
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,900,000	6,735,165
Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	6,900,000	$690	$24,310	$(9,064)	$15,936
Excess of cash received over fair value of private warrants	-	-	-	-	1,031,967	-	1,031,967
Accretion of Class A ordinary shares to possible redemption amount (Note 4)					(1,056,277)	(25,956,432)	(27,012,709)
Net loss	-	-	-	-	-	(1,565,932)	(1,565,932)
Balance as of March 31, 2021, as restated	-	$-	6,900,000	$690	$-	$(27,531,428)	$(27,530,738)
Net income		-	-	-	-	3,389,380	3,389,380
Share-based compensation	-	-	-	-	69,084	-	69,084
Balance as of June 30, 2021, as restated	-	$-	6,900,000	$690	$69,084	$(24,142,048)	$(24,072,274)
Net income		-	-	-	-	3,525,655	3,525,655
Share-based compensation	-	-	-	-	129,619	-	129,619
Balance as of September 30, 2021	-	$-	6,900,000	$690	$198,703	$(20,616,393)	$(20,417,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$5,349,103
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(27,679)
Change in fair value of warrant liabilities	(9,058,065)
Share-based compensation	198,703
Warrant issuance costs	683,306
Changes in current assets and current liabilities:
Prepaid expenses	(705,355)
Accrued offering costs and expenses	2,081,846
Due to related party	7,450
Net cash used in operating activities	(1,470,691)

Cash Flows from Investing Activities:
Investment held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	270,480,000
Proceeds from private placement	8,520,000
Payment of offering costs	(449,812)
Net cash provided by financing activities	278,550,188

Net change in cash	1,079,497
Cash, beginning of the period	-
Cash, end of the period	$1,079,497

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$9,660,000
Initial value of Class A ordinary shares subject to possible redemption	$276,000,000
Initial classification of warrant liability	$19,554,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s sponsor is New Vista Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Initial Business Combination

The Company must complete its initial Business Combination with one or more operating businesses or assets having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of then issued and outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption, which feature certain redemption rights considered to be outside of the Company’s control and subject to the occurrence of uncertain future events, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company’s amended and restated memorandum and articles of association provide that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of then issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has 24 months from the closing of the IPO to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law, to provide for claims of creditors and to comply with the requirements of any other applicable law.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations.

Effective April 12, 2021, the holders of Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. The Units not separated continue to trade on the NASDAQ Capital Market under the symbol “NVSAU.” The separated Class A ordinary shares and Warrants trade on the NASDAQ Capital Market under the symbols “NVSA” and “NVSAW,” respectively.

Going Concern Consideration

As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account and negative working capital of approximately $0.48 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs in return for the founder shares (see Note 6), and the loan under an unsecured promissory note from the Sponsor of $77,012 (see Note 6). The loan under the promissory note from the Sponsor was paid in full on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination.

If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021 and in light of recent comment letters issued to several special purpose acquisition companies, management determined that the Company should restate its previously reported financial statements. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration the requirement in the Company’s amended and restated memorandum and articles of association that a redemption cannot result in the Company’s net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares and determined that the Class A ordinary shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, the Company concluded that the carrying value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being classified as temporary equity in their entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the net income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of February 19, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Unaudited Balance Sheet as of February 19, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$244,337,930	$31,662,070	$276,000,000
Ordinary shares Class A, $0.0001 par value	317	(317)	-
Ordinary shares Class B, $0.0001 par value	690	-	690
Additional paid-in capital	5,705,322	(5,705,322)	-
Accumulated deficit	(706,327)	(25,956,431)	(26,662,758)
Total shareholders’ (deficit) equity	$5,000,002	$(31,662,070)	$(26,662,068)
Number of shares subject to redemption	24,433,793	3,166,207	27,600,000

Unaudited Balance Sheet as of March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$243,469,260	$32,530,740	$276,000,000
Ordinary shares Class A, $0.0001 par value	325	(325)	-
Ordinary shares Class B, $0.0001 par value	690	-	690
Additional paid-in capital	6,573,983	(6,573,983)	-
Accumulated deficit	(1,574,996)	(25,956,432)	(27,531,428)
Total shareholders’ (deficit) equity	$5,000,002	$(32,530,740)	$(27,530,738)
Number of shares subject to redemption	24,346,926	3,253,074	27,600,000

Unaudited Statement of Operations For the three ended March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	10,859,464	1,407,203	12,266,667
Basic and diluted weighted average shares outstanding, ordinary share not subject to redemption	7,807,203	(1,807,203)	6,000,000
EPS - Redeemable Shares	$-	$0.10	$0.10
EPS - Non-Redeemable Shares	$(0.20)	$0.30	$0.10

Statement of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2021	As Previously Reported	Restatement	As Restated
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	$248,987,291	$(248,987,291)	$-
Excess of cash received over fair value of private warrants	$1,031,967	$(1,031,967)	$-
Change in Class A ordinary shares subject to possible redemption”	$(243,469,260)	$243,469,260	$-
Subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	$-	$(27,012,709)	$(27,012,709)

Statement of Cash Flows for three months ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Initial value of shares subject to possible redemption	$244,337,930	$31,662,070	$276,000,000
Change in value of shares subject to possible redemption	$(868,670)	$868,670	$-

Unaudited Balance Sheet as of June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$246,927,720	$29,072,280	$276,000,000
Ordinary shares Class A, $0.0001 par value	290	(290)	-
Ordinary shares Class B, $0.0001 par value	690	-	690
Additional paid-in capital	3,184,642	(3,115,558)	69,084
Retained earnings (Accumulated deficit)	1,814,384	(25,956,432)	(24,142,048)
Total shareholders’ (deficit) equity	$5,000,006	$(29,072,278)	$(24,072,274)
Number of shares subject to redemption	24,692,772	2,907,228	27,600,000

Unaudited Statements of Operations For the three and six months ended June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	24,346,926	3,253,074	27,600 ,000
Basic and diluted weighted average shares outstanding, Class A ordinary shares not subject to redemption	10,153,074	(3,253,074)	6,900,000
EPS - Redeemable Shares	$-	$0.10	$0.10
EPS - Non-Redeemable Shares	$0.33	$(0.23)	$0.10

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	17,640,453	2,335,238	19,975,691
Basic and diluted weighted average shares outstanding, Class A ordinary shares not subject to redemption	8,986,619	(2,086,619)	6,900,000
EPS - Redeemable Shares	$-	$0.07	$0.07
EPS - Non-Redeemable Shares	$0.20	$(0.13)	$0.07

Statement of Changes In Shareholders’ Equity (Deficit) for the three months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Remeasurement of Class A ordinary shares subject to possible redemption	$(3,458,425)	$3,458,425	$-

Statement of Cash Flows for six months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Initial value of shares subject to possible redemption	$244,337,930	$31,662,070	$276,000,000
Change in value of shares subject to possible redemption	$2,589,790	$(2,589,790)	$-

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Trust interest income” line item in the statements of operations. Trust interest income is recognized when earned.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding with income allocated pro-rata between the classes. The calculation of diluted loss per ordinary share excludes the effect of the warrants issued in connection with the Class A ordinary shares since the warrant shares current market value is below exercise price and would be antidilutive. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per ordinary share is the same as basic income per ordinary share.

For the three months ended September 30, 2021	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$2,820,524	$705,131

Weighted average ordinary shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.10	$0.10

For the nine months ended September 30, 2021	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$4,118,679	$1,230,424

Weighted average ordinary shares outstanding	22,545,055	6,735,165
Basic and diluted net income per share	$0.18	$0.18

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of February 19, 2021, offering costs of $15,629,812 (consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriters’ commission, and $449,812 other cash offering costs) have been incurred. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liability were expensed, and offering costs associated with the Class A ordinary shares were charged to shareholders’ equity. Accordingly, $683,306 of offering costs associated with warrant liability were expensed in the statement of operations for the nine months ended September 30, 2021.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on December 21, 2020, the 2020 tax period will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

All of the 27,600,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC staff guidance on redeemable equity instruments, which have been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A ordinary shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity are the allocated proceeds based on the guidance in ASC 470-20.

The Class A ordinary shares are subject to SEC staff guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$276,000,000
Less:
Proceeds allocated to public warrants	(12,066,203)
Class A ordinary shares issuance costs	(14,946,506)
Plus:
Accretion of carrying value to redemption value	27,012,709
Contingently redeemable Class A ordinary shares	$276,000,000

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

Promissory Note — Related Party

On December 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were paid in full on February 22, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date the securities of the Company were first listed on The Nasdaq Stock Market LLC, the Company paid the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company recorded $30,000 and $80,000 of administrative service fees, respectively.

Note 7 — Recurring Fair Value Measurements

Marketable Securities Held in Trust Account

As of September 30, 2021, investment in the Company’s Trust Account consisted of $392 in U.S. Money Market and $276,027,287 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$392	$-	$-	$392
U.S. Treasury Securities	276,027,287	-	(3,267)	276,024,021
	$276,027,679	$-	$(3,267)	$276,024,413

Warrant Liability

At September 30, 2021, the Company’s warrant liability was valued at $10,496,171. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Subsequent Measurement — Public Warrants

The fair value of the Public Warrants on September 30, 2021 was classified as Level 1 due to the use of an observable market quote in an active market. Effective April 12, 2021, the Public Warrants began trading separately. As of September 30, 2021, the aggregate value of Public Warrants was $6,440,000.

Initial Measurement and Subsequent Measurement – Private Placement Warrants

The estimated fair value of the Private Placement Warrants on February 19, 2021 and September 30, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs for the warrants were as follows:

Input	September 30, 2021	February 19, 2021
Expected term (years)	6.0	5.8
Expected volatility	12.7%	24.1%
Risk-free interest rate	1.2%	0.7%
Ordinary share price	$9.75	$9.56

The following table sets forth a summary of the changes in the Level 3 fair value of warrants for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	19,554,236
Revaluation of warrant liability included in other expense	(9,058,065)
Transfer of Public Warrants to Level 1	(6,440,000)
Fair value as of September 30, 2021	$4,056,171

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	392	392
U.S. Treasury Securities held in Trust Account	$276,027,287	$276,027,287	$-	$-
	$276,027,679	$276,027,679	$-	$-
Liabilities:
Public Warrants	$6,440,000	$6,440,000	$-	$-
Private Warrants	4,056,171	-	-	4,056,171
Warrant Liability	$10,496,171	$6,440,000	$-	$4,056,171

 Note 8 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on February 16, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

Note 9 — Shareholders’ Equity and Redeemable Ordinary Shares

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 27,600,000 and zero shares issued and outstanding and are subject to possible redemption, respectively. The Company classified the Class A ordinary shares subject to redemption as temporary equity as the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 16, 2021, the Company effected a 1:1.2 stock split of the Class B ordinary shares, resulting an aggregate of 6,900,000 founder shares outstanding as of February 19, 2021. Up to 900,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 19, 2021, the 900,000 shares are no longer subject to forfeiture. At September 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Share-based Compensation— As of September 30, 2021, the Sponsor had entered into Restricted Profits Interest Award Agreements (the “Awards”) with 33 participants. The Awards are subject to a distribution threshold and vest over equal monthly installments. The Sponsor granted 401,250 share options in exchange for services provided by these participants for the benefit of the Company. Upon a change in control, these units become fully vested.

For the Awards granted during 2021, the weighted average fair value per unit was estimated to be $3.31. The fair value of share-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from the Company’s ordinary shares. The Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the nine months ended September 30, 2021:

Risk-free interest rate	0.14% - 0.27%
Expected term (years)	2.00
Expected volatility	12.7% - 22.1%
Expected dividends	0.00

The share-based compensation expense related to option grants was $129,619 and $198,703 during the three and nine months ended September 30, 2021, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

As of September 30, 2021, we have not commenced any operations. All activity for the period from December 21, 2020 (inception) through September 30, 2021 relates to our formation and IPO and, since the closing of the IPO, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO, which is placed in the Trust Account.

For the three months ended September 30, 2021, we had net income of $3,525,655 which was comprised of operating costs of $966,107, interest income of $9,201 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of Warrants of $4,482,561.

For the nine months ended September 30, 2021, we had a net income of $5,349,103 which was comprised of operating costs of $3,053,335, interest income of $27,679 from marketable securities held in our Trust Account, warrant issuance costs of $683,306, and unrealized gain on change in fair value of Warrants of $9,058,065.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.1 million in our operating bank account and negative working capital of approximately $0.48 million.

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

Until the consummation of a Business Combination or one year from this filing, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans, most of which will be paid at the time of the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing, or the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination.

If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of Class A and Class B ordinary shares outstanding for each period.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to (i) the material weakness in our internal control over financial reporting described in “Item 4. Controls and Procedures,” included in our Quarterly Report on Form 10-Q, as filed with the SEC on July 14, 2021, and (ii) the restatements of our February 19, 2021, March 31, 2021, and June 30, 2021 financial statements (the "restatements") regarding the classification of redeemable Class A ordinary shares, as described above in Note 2 – Restatement of Previously Issued Financial Statements, which combined, constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for complex financial instruments. We have implemented remediation steps to address this material weakness and will continue to take actions to improve our internal control over financial reporting. Specifically, we are in the process of expanding and improving our review process for complex securities and related accounting standards. We are further improving this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals.

We are in the process of evaluating whether additional remediation measures should be implemented with respect to such material weakness. As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, except as disclosed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of its Class A ordinary shares subject to possible redemption. After discussion and evaluation, the Company concluded that the previously issued audited balance sheet dated as of February 19, 2021, which was related to our initial public offering, and the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively, should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

As part of such process, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A ordinary shares subject to possible redemption.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of this material weakness, and the material weakness disclosed in our Quarterly Report on Form 10-Q as filed with the SEC on July 14, 2021, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,680,000 warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.52 million.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

Dated: November 22, 2021	NEW VISTA ACQUISITION CORP

	By:	/s/ Dennis A. Muilenburg
	Name:	Dennis A. Muilenburg
	Title:	Chief Executive Officer