Form 10-Q/A
period 2021-09-30
New Vista Acquisition Corp
filed 2022-05-17
CIK 1838433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 16, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

New Vista Acquisition Corp is filing this Amendment No. 1 (the “Amendment”) to its Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2021 (the “Form 10-Q”), solely to correct a typographical error in the basic and diluted net income per share disclosures for the three months ended March 31, 2021 in Note 2 of the Notes to Unaudited Condensed Financial Statements. Earnings per share for the quarter ended March 31, 2021 was changed from $0.10 to $(0.08) net loss per share, and basic and diluted weighted average shares outstanding not subject to redemption was changed from 6,000,000 to 6,400,000 shares. Except for such typographical corrections, this Amendment does not update, modify or amend any other disclosure set forth in the Form 10-Q.

In accordance with applicable SEC rules, we are also filing updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

NEW VISTA ACQUISITION CORP

Form 10-Q/A

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

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Unaudited Balance Sheet as of February 19, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$244,337,930	$31,662,070	$276,000,000
Ordinary shares Class A, $0.0001 par value	317	(317)	-
Ordinary shares Class B, $0.0001 par value	690	-	690
Additional paid-in capital	5,705,322	(5,705,322)	-
Accumulated deficit	(706,327)	(25,956,431)	(26,662,758)
Total shareholders’ (deficit) equity	$5,000,002	$(31,662,070)	$(26,662,068)
Number of shares subject to redemption	24,433,793	3,166,207	27,600,000

Unaudited Balance Sheet as of March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$243,469,260	$32,530,740	$276,000,000
Ordinary shares Class A, $0.0001 par value	325	(325)	-
Ordinary shares Class B, $0.0001 par value	690	-	690
Additional paid-in capital	6,573,983	(6,573,983)	-
Accumulated deficit	(1,574,996)	(25,956,432)	(27,531,428)
Total shareholders’ (deficit) equity	$5,000,002	$(32,530,740)	$(27,530,738)
Number of shares subject to redemption	24,346,926	3,253,074	27,600,000

Unaudited Statement of Operations For the three ended March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	10,859,464	1,407,203	12,266,667
Basic and diluted weighted average shares outstanding, ordinary share not subject to redemption	7,807,203	(1,407,203)	6,400,000
EPS - Redeemable Shares	$-	$(0.08)	$(0.08)
EPS - Non-Redeemable Shares	$(0.20)	$0.12	$(0.08)

Statement of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2021	As Previously Reported	Restatement	As Restated
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	$248,987,291	$(248,987,291)	$-
Excess of cash received over fair value of private warrants	$1,031,967	$(1,031,967)	$-
Change in Class A ordinary shares subject to possible redemption”	$(243,469,260)	$243,469,260	$-
Subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	$-	$(27,012,709)	$(27,012,709)

Statement of Cash Flows for three months ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Initial value of shares subject to possible redemption	$244,337,930	$31,662,070	$276,000,000
Change in value of shares subject to possible redemption	$(868,670)	$868,670	$-

Unaudited Balance Sheet as of June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$246,927,720	$29,072,280	$276,000,000
Ordinary shares Class A, $0.0001 par value	290	(290)	-
Ordinary shares Class B, $0.0001 par value	690	-	690
Additional paid-in capital	3,184,642	(3,115,558)	69,084
Retained earnings (Accumulated deficit)	1,814,384	(25,956,432)	(24,142,048)
Total shareholders’ (deficit) equity	$5,000,006	$(29,072,278)	$(24,072,274)
Number of shares subject to redemption	24,692,772	2,907,228	27,600,000

Unaudited Statements of Operations For the three and six months ended June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Adjustment	As Restated
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	24,346,926	3,253,074	27,600 ,000
Basic and diluted weighted average shares outstanding, Class A ordinary shares not subject to redemption	10,153,074	(3,253,074)	6,900,000
EPS - Redeemable Shares	$-	$0.10	$0.10
EPS - Non-Redeemable Shares	$0.33	$(0.23)	$0.10

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	17,640,453	2,335,238	19,975,691
Basic and diluted weighted average shares outstanding, Class A ordinary shares not subject to redemption	8,986,619	(2,086,619)	6,900,000
EPS - Redeemable Shares	$-	$0.07	$0.07
EPS - Non-Redeemable Shares	$0.20	$(0.13)	$0.07

Statement of Changes In Shareholders’ Equity (Deficit) for the three months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Remeasurement of Class A ordinary shares subject to possible redemption	$(3,458,425)	$3,458,425	$-

Statement of Cash Flows for six months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Initial value of shares subject to possible redemption	$244,337,930	$31,662,070	$276,000,000
Change in value of shares subject to possible redemption	$2,589,790	$(2,589,790)	$-

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

Dated: May 16, 2022	NEW VISTA ACQUISITION CORP

	By:	/s/ Dennis A. Muilenburg
	Name:	Dennis A. Muilenburg
	Title:	Chief Executive Officer