Form 10-Q
period 2022-03-31
New Vista Acquisition Corp
filed 2022-05-17
CIK 1838433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

NEW VISTA ACQUISITION CORP

Form 10-Q

For the Quarter Ended March 31, 2022

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 (Unaudited) and for the three months ended March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 (Unaudited) and for the three months ended March 31, 2021(Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (Unaudited) and for the three months ended March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
	Signatures	29

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEW VISTA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,
	(unaudited)	2021
ASSETS:
Cash	$634,783	$927,861
Prepaid expenses	503,721	507,935
Total current assets	1,138,504	1,435,796
Prepaid expenses non-current	-	69,288
Marketable securities held in Trust Account	276,125,946	276,056,900
Total Assets	$277,264,450	$277,561,984

LIABILITIES, REDEEMABLE ORDINARY SHARES AND STAREHOLDERS’ DEFICIT:
Accrued offering costs and expenses	$2,475,346	$2,343,813
Due to related party	-	5,204
Total current liabilities	2,475,346	2,349,017
Warrant liability	5,792,476	11,248,500
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	17,927,822	23,257,517

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value at March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	518,548	362,493
Accumulated deficit	(17,182,610)	(22,058,716)
Total shareholders’ deficit	(16,663,372)	(21,695,533)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$277,264,450	$277,561,984

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$648,965	$205,535
Loss from operations	(648,965)	(205,535)

Other income (expense):
Warrant issuance costs	-	(683,306)
Unrealized gain (loss) on change in fair value of warrants	5,456,024	(682,611)
Trust interest income	69,047	5,520
Total other income (expense)	5,525,071	(1,360,397)

Net income (loss)	$4,876,106	$(1,565,932)

Weighted average shares outstanding of Class A ordinary shares subject to redemption, basic and diluted	27,600,000	12,266,667
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.14	$(0.08)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,400,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$(0.08)

See accompanying notes to unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	6,900,000	$690	$24,310	$(9,064)	$15,936
Excess of cash received over fair value of private warrants	-	-	-	-	1,031,967	-	1,031,967
Accretion of Class A ordinary shares to possible redemption amount	-	-	-	-	(1,056,277)	(25,956,432)	(27,012,709)
Net loss	-	-	-	-	-	(1,565,932)	(1,565,932)
Balance as of March 31, 2021 (Unaudited)	-	$-	6,900,000	$690	$	$(27,531,428)	$(27,530,738)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	6,900,000	$690	$362,493	$(22,058,716)	$(21,695,533)
Share-based compensation	-	-	-	-	156,054	-	156,054
Net income	-	-	-	-	-	4,876,106	4,876,106
Balance as of March 31, 2022 (Unaudited)	-	$-	6,900,000	$690	$518,548	$(17,182,610)	$(16,663,372)

See accompanying notes to unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$4,876,106	$(1,565,932)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(69,047)	(5,520)
Change in fair value of warrant liabilities	(5,456,024)	682,611
Share-based compensation	156,054	-
Warrant issuance costs	-	683,306
Changes in current assets and current liabilities:
Prepaid expenses	73,502	(974,652)
Due from Sponsor	-	(150,202)
Accrued offering costs and expenses	201,535	388,903
Due to related party	(5,204)	21,025
Net cash used in operating activities	(223,078)	(920,461)

Cash Flows from Investing Activities:
Investment held in Trust Account	-	(276,000,000)
Net cash used in investing activities	-	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	-	270,480,000
Proceeds from private placement	-	8,520,000
Payments of offering costs	(70,000)	(449,812)
Net cash provided by (used in) financing activities	(70,000)	278,550,188
Net change in cash	(293,078)	1,629,727

Cash – beginning of the period	927,861	-
Cash – end of period	$634,783	$1,629,727

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid-in capital	$-	$9,660,000
Initial value of Class A ordinary shares subject to possible redemption	$-	$276,000,000
Initial classification of warrant liability	$-	$19,554,236

See accompanying notes to unaudited condensed financial statements.

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

The Company’s sponsor is New Vista Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Initial Business Combination

The Company must complete its initial Business Combination with one or more operating businesses or assets having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully by February 19, 2023.

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

Going Concern Consideration

As of March 31, 2022, the Company had approximately $0.6 million in its operating bank account and negative working capital of approximately $1.3 million.

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

The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel and consultant expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

If the Company is unable to complete the Business Combination because it does not have sufficient funds available or not enough time as it has less than one year to complete the Business Combination, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

The negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Company’s search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

For the three months ended March 31, 2022	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$3,900,885	$975,221

Weighted average ordinary shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.14	$0.14

For the three months ended March 31, 2021	Class A	Class B
Allocation of net loss including ordinary shares subject to possible redemption	$(1,029,041)	$(536,891)

Weighted average ordinary shares outstanding	12,266,667	6,400,000
Basic and diluted net loss per share	$(0.08)	$(0.08)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of February 19, 2021, offering costs of $15,699,812 (consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriters’ commission, and $519,812 other cash offering costs) have been incurred. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liability were expensed, and offering costs associated with the Class A ordinary shares were charged to temporary equity. Accordingly, $683,306 of offering costs associated with warrant liability were expensed in the statements of operations upon the completion of the IPO.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on December 21, 2020, the 2020 and 2021 tax period will be subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As of March 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date the securities of the Company were first listed on The Nasdaq Stock Market LLC, the Company paid the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $30,000 of administrative service fees.

Due to Related Party

The unpaid reimbursable travel expenses incurred in 2021 of $5,204 were paid on March 2, 2022.

Note 6 — Recurring Fair Value Measurements

Marketable Securities Held in Trust Account

As of March 31, 2022, investment in the Company’s Trust Account consisted of $19 in U.S. Money Market and $276,125,927 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Money Market	$19	$-	$-	$19
U.S. Treasury Securities	276,125,927	-	(182,896)	275,943,031
	$276,125,946	$-	$(182,896)	$275,943,050

Warrant Liability

At March 31, 2022, the Company’s warrant liability was valued at $5,792,476. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Subsequent Measurement — Public Warrants

The fair value of the Public Warrants on March 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. Effective April 12, 2021, the Public Warrants began trading separately. As of March 31, 2022, the aggregate value of Public Warrants was $3,570,520.

Initial Measurement and Subsequent Measurement – Private Placement Warrants

The estimated fair value of the Private Placement Warrants on February 19, 2021 and March 31, 2022 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs for the warrants were as follows:

Input	March 31, 2022	December 31, 2021
Expected term (years)	5.7	5.9
Expected volatility	5.7%	13.4%
Risk-free interest rate	2.4%	1.3%
Ordinary share price	$9.79	$9.73

The following table sets forth a summary of the changes in the Level 3 fair value of warrants for the three months ended March 31, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,304,340
Unrealized gain on change in fair value of warrants	(2,082,384)
Fair value of Private Placement Warrants as of March 31, 2022	$2,221,956

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$19	$19	$-	$-
U.S. Treasury Securities held in Trust Account	275,943,031	275,943,031	-	-
	$275,943,050	$275,943,050	$-	$-
Liabilities:
Public Warrants	$3,570,520	$3,570,520	$-	$-
Private Warrants	2,221,956	-	-	2,221,956
Warrant Liability	$5,792,476	$3,570,520	$-	$2,221,956

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees. The deferred fees will become payable in the event that the Company completes a Business Combination. As of March 31, 2022, the Company has deferred legal fees of approximately $2.26 million in connection with such services on the accompanying balance sheet.

Service Provider Agreements

From time to time, the Company has entered into and may enter into agreements with various services providers and advisors, to help the Company identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company will be required to pay such service providers and advisors fees in connection with their services when the closing of a potential Business Combination is met. If a Business Combination does not occur, the Company anticipates that it will be obligated to pay $120,000 for services that have been provided by March 31, 2022 where payment has been deferred until the completion of the Company’s initial Business Combination. These services were accrued at December 31, 2021 and remain outstanding at March 31, 2022.

Note 8 — Shareholders’ Equity and Redeemable Ordinary Shares

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 shares issued and outstanding and are subject to possible redemption. The Company classified the Class A ordinary shares subject to redemption as temporary equity as the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 16, 2021, the Company effected a 1:1.2 stock split of the Class B ordinary shares, resulting an aggregate of 6,900,000 founder shares outstanding as of February 19, 2021. Up to 900,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 19, 2021, the 900,000 shares are no longer subject to forfeiture. At March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Share-based Compensation— As of March 31, 2022, the Sponsor had entered into Restricted Profits Interest Award Agreements (the “Awards”) with 35 participants, including some of the Sponsor’s advisors. The Awards are subject to a distribution threshold and vest over equal monthly installments. The Sponsor granted 433,750 profit interests in exchange for services provided by these participants for the benefit of the Company. Upon a change in control, these units become fully vested. As of March 31, 2022, 390,625 profit interests were outstanding as 43,125 Awards were forfeited during the quarter.

For the 17,500 Awards granted during 2022, the weighted average fair value per profit interest was estimated to be $3.30. The fair value of share-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from the Company’s ordinary shares. The Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the three months ended March 31, 2022:

Risk-free interest rate	1.95%
Expected term (years)	1.00
Expected volatility	5.7%
Expected dividends	0.00

The share-based compensation expense related to option grants was $156,054 during the three months ended March 31, 2022. As of March 31, 2022, 170,188 profit interests were vested and unrecognized compensation expense related to unvested profit interests was $738,397, which is expected to be recognized over a weighted average period of approximately 0.9 years.

Note 9 — Subsequent Events

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

The issuance of additional ordinary shares or preference shares in a Business Combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or Warrants; and

●	may not result in adjustment to the exercise price of our Warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions, global hostilities and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from December 21, 2020 (inception) through March 31, 2022 relates to our formation and IPO and, since the closing of the IPO, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO, which is placed in the Trust Account.

For the three months ended March 31, 2022, we had net income of $ $4,876,106 which was comprised of operating costs of $648,965, interest income of $69,047 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of Warrants of $5,456,024.

For the three months ended March 31, 2021, we had a net loss of $1,565,932 which was comprised of operating costs of $205,535, interest income of $5,520 from marketable securities held in our Trust Account, Warrant issuance costs of $683,306, and unrealized loss on change in fair value of Warrants of $682,611.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had approximately $0.6 million in our operating bank account and negative working capital of approximately $1.3 million.

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

Until the consummation of a Business Combination or one year from this filing, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel and consultant expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

If the Company is unable to complete the Business Combination within 24 months from the closing of the Initial Public Offering (February 19, 2023) because it does not have sufficient funds available or or not enough time as it has less than one year to complete the Business Combination, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees. The deferred fees will become payable in the event that the Company completes a Business Combination. As of March 31, 2022, the Company has deferred legal fees of approximately $2.26 million in connection with such services on the accompanying balance sheet.

Service Provider Agreements

From time to time, the Company has entered into and may enter into agreements with various services providers and advisors, to help the Company identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company will be required to pay such service providers and advisors fees in connection with their services when the closing of a potential Business Combination is met. If a Business Combination does not occur, the Company anticipates that it will be obligated to pay $120,000 for services that have been provided by March 31, 2022 where payment has been deferred until the completion of the Company’s initial Business Combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to (i) the material weaknesses in our internal control over financial reporting over accounting for complex financial instruments as described in “Item 4. Controls and Procedures,” included in our Quarterly Reports on Form 10-Q, as filed with the SEC on July 14, 2021, August 16, 2021 and November 23, 2021, (ii) the restatements of our February 19, 2021, March 31, 2021, and June 30, 2021 financial statements regarding the classification of redeemable Class A ordinary shares, and (iii) Failure to record an accrual relating to a contingent fee arrangement, constitutes material weakness in our internal control over financial reporting. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for complex financial instruments. We have implemented remediation steps to address these material weaknesses and will continue to take actions to improve our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards. We are further improved this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals. Additionally, the Company has established a Disclosure Committee, tasked with overseeing the Company’s disclosure controls and procedures, internal control over financial reporting, and reviewing the Company’s disclosures for compliance with SEC rules.

We continue to evaluate whether additional remediation measures should be implemented with respect to such material weaknesses. As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except as disclosed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional  disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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