Form 10-Q
period 2022-09-30
New Vista Acquisition Corp
filed 2022-11-10
CIK 1838433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW VISTA ACQUISITION CORP

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEW VISTA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31,
	(unaudited)	2021
ASSETS:
Cash	$259,293	$927,861
Prepaid expenses	215,213	507,935
Total current assets	474,506	1,435,796
Prepaid expenses non-current	—	69,288
Marketable securities held in Trust Account	277,450,461	276,056,900
Total Assets	$277,924,967	$277,561,984

LIABILITIES, REDEEMABLE ORDINARY SHARES AND STAREHOLDERS’ DEFICIT:
Accrued offering costs and expenses	$2,661,222	$2,343,813
Due to related party	—	5,204
Total current liabilities	2,661,222	2,349,017
Warrant liability	1,135,344	11,248,500
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	13,456,566	23,257,517

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value at September 30, 2022 and December 31, 2021	277,450,461	276,000,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	828,379	362,493
Accumulated deficit	(13,811,129)	(22,058,716)
Total shareholders’ deficit	(12,982,060)	(21,695,533)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$277,924,967	$277,561,984

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$581,919	$966,107	$1,808,669	$3,053,335
Loss from operations	(581,919)	(966,107)	(1,808,669)	(3,053,335)

Other income (expense):
Unrealized gain on change in fair value of warrants	540,742	4,482,561	10,113,156	9,058,065
Warrant issuance costs	—	—	—	(683,306)
Trust interest income	1,254,702	9,201	1,393,561	27,679
Total other income	1,795,444	4,491,762	11,506,717	8,402,438

Net income	$1,213,525	$3,525,655	$9,698,048	$5,349,103

Weighted average shares outstanding of Class A ordinary shares subject to redemption, basic and diluted	27,600,000	27,600,000	27,600,000	22,545,055
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.10	$0.28	$0.18
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000	6,900,000	6,735,165
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.10	$0.28	$0.18

See accompanying notes to unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	—	$—	6,900,000	$690	$362,493	$(22,058,716)	$(21,695,533)
Share-based compensation	—	—	—	—	156,055	—	156,055
Net income	—	—	—	—	—	4,876,106	4,876,106
Balance as of March 31, 2022 (Unaudited)	—	$—	6,900,000	$690	$518,548	$(17,182,610)	$(16,663,372)
Share-based compensation	—	—	—	—	141,030	—	141,030
Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(195,759)	(195,759)
Net income	—	—	—	—	—	3,608,417	3,608,417
Balance as of June 30, 2022 (Unaudited)	—	$—	6,900,000	$690	$659,578	$(13,769,952)	$(13,109,684)
Share-based compensation	—	—	—	—	168,801	—	168,801
Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,254,702)	(1,254,702)
Net income	—	—	—	—	—	1,213,525	1,213,525
Balance as of September 30, 2022 (Unaudited)	—	$—	6,900,000	$690	$828,379	$(13,811,129)	$(12,982,060)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	6,900,000	$690	$24,310	$(9,064)	$15,936
Excess of cash received over fair value of private warrants	—	—	—	—	1,031,967	—	1,031,967
Remeasurement of Class A ordinary shares to possible redemption amount	—	—	—	—	(1,056,277)	(25,956,432)	(27,012,709)
Net loss	—	—	—	—	—	(1,565,932)	(1,565,932)
Balance as of March 31, 2021 (Unaudited)	—	$—	6,900,000	$690	$—	$(27,531,428)	$(27,530,738)
Share-based compensation	—	—	—	—	69,084	—	69,084
Net income	—	—	—	—	—	3,389,380	3,389,380
Balance as of June 30, 2021 (Unaudited)	—	$—	6,900,000	$690	$69,084	$(24,142,048)	$(24,072,274)
Share-based compensation	—	—	—	—	129,619	—	129,619
Net income	—	—	—	—	—	3,525,655	3,525,655
Balance as of September 30, 2021 (Unaudited)	—	$—	6,900,000	$690	$198,703	$(20,616,393)	$(20,417,000)

See accompanying notes to unaudited condensed financial statements.

NEW VISTA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,698,048	$5,349,103
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,393,561)	(27,679)
Change in fair value of warrant liabilities	(10,113,156)	(9,058,065)
Share-based compensation	465,886	198,703
Warrant issuance costs	—	683,306
Changes in current assets and current liabilities:
Prepaid expenses	362,010	(705,355)
Accrued offering costs and expenses	387,409	2,081,846
Due to related party	(5,204)	7,450
Net cash used in operating activities	(598,568)	(1,470,691)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	270,480,000
Proceeds from private placement	—	8,520,000
Payments of offering costs	(70,000)	(449,812)
Net cash (used in) provided by financing activities	(70,000)	278,550,188

Net change in cash	(668,568)	1,079,497
Cash – beginning of the period	927,861	—
Cash – end of period	$259,293	$1,079,497

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement for Class A ordinary shares to redemption amount	$1,450,461	$—
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,660,000
Initial value of Class A ordinary shares subject to possible redemption	$—	$276,000,000
Initial classification of warrant liability	$—	$19,554,236

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

The Company’s sponsor is New Vista Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Going Concern Consideration

As of September 30, 2022, the Company had approximately $0.3 million in its operating bank account and negative working capital of approximately $2.2 million.

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

If the Company is unable to complete the Business Combination because it does not have sufficient funds available or not enough time as it has less than one year to complete the Business Combination, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company is actively pursuing a target business and anticipates announcing a Business Combination before the mandatory liquidation date of February 19, 2023. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension of the period of time the Company has to complete a Business Combination has not been approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities held in Trust Account

Investments held in the Trust Account consist of U.S. Money market and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 due to the short maturities of such instruments.

The Company’s warrant liability is based on prices from observable markets. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

For the three months ended September 30, 2022	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$970,820	$242,705

Weighted average ordinary shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.04	$0.04

For the nine months ended September 30, 2022	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$7,758,438	$1,939,610

Weighted average ordinary shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.28	$0.28

For the three months ended September 30, 2021	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$2,820,524	$705,131

Weighted average ordinary shares outstanding	27,600,000	6,900,000
Basic and diluted net income per share	$0.10	$0.10

For the nine months ended September 30, 2021	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$4,118,679	$1,230,424

Weighted average ordinary shares outstanding	22,545,055	6,735,165
Basic and diluted net income per share	$0.18	$0.18

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on December 21, 2020, the 2020 and 2021 tax periods will be subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$276,000,000
Less:
Proceeds allocated to public warrants	(12,066,203)
Class A ordinary shares issuance costs	(15,016,506)
Plus:
Accretion of carrying value to redemption value	27,082,709
Redeemable Class A ordinary shares - December 31, 2021 and March 31, 2022	$276,000,000
Plus:
Remeasurement of carrying value to redemption value	195,759
Redeemable Class A ordinary shares – June 30, 2022	$276,195,759
Plus:
Remeasurement of carrying value to redemption value	1,254,702
Redeemable Class A ordinary shares – September 30, 2022	$277,450,461

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

The 9,200,000 Warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date the securities of the Company were first listed on The Nasdaq Stock Market LLC, the Company paid the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded and paid $30,000 and $90,000 of administrative service fees, respectively. During the three and nine months ended September 30, 2021, the Company recorded and paid $30,000 and $80,000 of administrative service fees, respectively.

Due to Related Party

The unpaid reimbursable travel expenses incurred in 2021 of $5,204 were paid on March 2, 2022.

Note 6 — Recurring Fair Value Measurements

Marketable Securities Held in Trust Account

As of September 30, 2022, investment in the Company’s Trust Account consisted of $3,992 in U.S. Money Market and $277,446,469 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Money Market	$3,992	$—	$—	$3,992
U.S. Treasury Securities	277,446,469	160,229	—	277,606,698
	$277,450,461	$—	$—	$277,610,690

Warrant Liability

At September 30, 2022, the Company’s warrant liability was valued at $1,135,344. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Subsequent Measurement — Public Warrants

The fair value of the Public Warrants on September 30, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. Effective April 12, 2021, the Public Warrants began trading separately. As of September 30, 2022, the aggregate value of Public Warrants was $701,960.

Initial Measurement – Private Placement Warrants

The estimated fair value of the Private Placement Warrants on February 19, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

Subsequent Measurement — Private Placement Warrants

Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Placement Warrants as of September 30, 2022 and reclassified the Private Placement Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. As of September 30, 2022, the aggregate value of Private Placement Warrants was $433,384.

The following table sets forth a summary of the changes in the Level 3 fair value of warrants for the three and nine months ended September 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,304,340
Unrealized gain on change in fair value of warrants	(2,082,384)
Fair value of Private Placement Warrants as of March 31, 2022	2,221,956
Unrealized gain on change in fair value of warrants	(1,578,110)
Fair value of Private Placement Warrants as of June 30, 2022	$643,846
Unrealized gain on change in fair value of warrants	(210,462)
Transfer of Private Placement Warrants to Level 2	(433,384)
Fair value of Private Placement Warrants as of September 30, 2022	$—

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$3,992	$3,992	$—	$—
U.S. Treasury Securities held in Trust Account	277,606,698	277,606,698	—	—
	$277,610,690	$277,610,690	$—	$—
Liabilities:
Public Warrants	$701,960	$701,960	$—	$—
Private Warrants	433,384	—	433,384	—
Warrant Liability	$1,135,344	$701,960	$433,384	$—

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees. The deferred fees will become payable in the event that the Company completes a Business Combination. As of September 30, 2022, the Company has deferred legal fees of approximately $2.48 million in connection with such services on the accompanying balance sheet.

Service Provider Agreements

From time to time, the Company has entered into and may enter into agreements with various services providers and advisors, to help the Company identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company will be required to pay such service providers and advisors fees in connection with their services when the closing of a potential Business Combination is met. If a Business Combination does not occur, the Company anticipates that it will be obligated to pay $145,000 for services that have been provided by September 30, 2022 where payment has been deferred until the completion of the Company’s initial Business Combination. At September 30, 2022 and December 31, 2021, $145,000 and $120,000 were accrued for these services, respectively.

Note 8 — Shareholders’ Equity and Redeemable Ordinary Shares

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 shares issued and outstanding and are subject to possible redemption. The Company classified the Class A ordinary shares subject to redemption as temporary equity as the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 16, 2021, the Company effected a 1:1.2 stock split of the Class B ordinary shares, resulting an aggregate of 6,900,000 founder shares outstanding as of February 19, 2021. Up to 900,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 19, 2021, the 900,000 shares are no longer subject to forfeiture. At September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Share-based Compensation— As of September 30, 2022, the Sponsor had entered into Restricted Profits Interest Award Agreements (the “Awards”) with 37 participants, including some of the Sponsor’s advisors. The Awards are subject to a distribution threshold and vest over equal monthly installments. The Sponsor granted 451,750 profits interests to these participants that perform services for the benefit of the Company. Upon a change in control, these units become fully vested. As of September 30, 2022, 408,625 profits interests were outstanding and no Awards were forfeited during the quarter.

For the 35,500 Awards granted during the first quarter of 2022, the weighted average fair value per profits interest was estimated to be $3.17 The fair value of share-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from the Company’s ordinary shares. The Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the nine months ended September 30, 2022:

Risk-free interest rate	2.43%
Expected term (years)	0.67
Expected volatility	9.9%
Expected dividends	0.00

The share-based compensation expense related to option grants was $168,801 and $465,886 during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, 287,852 profits interests were vested and unrecognized compensation expense related to unvested profits interests was $336,731, which is expected to be recognized over a weighted average period of approximately 0.5 years.

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

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from December 21, 2020 (inception) through September 30, 2022 relates to our formation and IPO and, since the closing of the IPO, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO, which is placed in the Trust Account.

For the three months ended September 30, 2022, we had net income of $1,213,525, which was comprised of operating costs of $581,919, interest income of $1,254,702 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of Warrants of $540,742.

For the nine months ended September 30, 2022, we had net income of $9,698,048, which was comprised of operating costs of $1,808,669, interest income of $1,393,561 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of Warrants of $10,113,156.

For the three months ended September 30, 2021, we had a net income of $3,525,655, which was comprised of operating costs of $966,107, interest income of $9,201 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of Warrants of $4,482,561.

For the nine months ended September 30, 2021, we had a net income of $5,349,103, which was comprised of operating costs of $ $3,053,335, interest income of $27,679 from marketable securities held in our Trust Account, Warrant issuance costs of $683,306, and unrealized gain on change in fair value of Warrants of $9,058,065.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had approximately $0.3 million in our operating bank account and negative working capital of approximately $2.2 million.

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

If the Company is unable to complete the Business Combination within 24 months from the closing of the Initial Public Offering (February 19, 2023) because it does not have sufficient funds available or not enough time as it has less than one year to complete the Business Combination, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company is actively pursuing a target business and anticipates announcing a Business Combination before the mandatory liquidation date. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension of the period of time the Company has to complete a Business Combination has not been approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees. The deferred fees will become payable in the event that the Company completes a Business Combination. As of September 30, 2022, the Company has deferred legal fees of approximately $2.48 million in connection with such services on the accompanying balance sheet.

Service Provider Agreements

From time to time, the Company has entered into and may enter into agreements with various services providers and advisors, to help the Company identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company will be required to pay such service providers and advisors fees in connection with their services when the closing of a potential Business Combination is met. If a Business Combination does not occur, the Company anticipates that it will be obligated to pay $145,000 for services that have been provided by September 30, 2022 where payment has been deferred until the completion of the Company’s initial Business Combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to (i) the material weaknesses in our internal control over financial reporting over accounting for complex financial instruments as described in “Item 4. Controls and Procedures,” included in our Quarterly Reports on Form 10-Q, as filed with the SEC on July 14, 2021, August 16, 2021 and November 23, 2021, (ii) the restatements of our February 19, 2021, March 31, 2021, and September 30, 2021 financial statements regarding the classification of redeemable Class A ordinary shares, and (iii) failure to record an accrual relating to a contingent fee arrangement, constitutes material weaknesses in our internal control over financial reporting. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Quarterly Reports on Form 10-Q filed with the SEC on May 17, 2022 and August 12, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Quarterly Reports on Form 10-Q filed with the SEC on May 17, 2022 and August 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: November 10, 2022	NEW VISTA ACQUISITION CORP

	By:	/s/ Dennis A. Muilenburg
	Name:	Dennis A. Muilenburg
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Travis S. Nelson
	Name:	Travis S. Nelson
	Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)